Form 10-K
period 2018-12-31
DATA VISION, INC.
filed 2019-04-17
CIK 1715942

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number: 333-226073

DATA VISION, INC.

(Exact name of registrant as specified in its charter)

Nevada	81-5067570
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

18124 Wedge Pkwy, Ste 1050
Reno, NV 89511

(Address of principal executive offices) (Zip Code)

Telephone: (778) 995-1267
Email: jwang502@yahoo.com

(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $.01 par value
(Title of Class)

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The number of shares outstanding of the Registrant’s Common Stock, $.0001 par value, as of December 31, 2018: 60,000,000. There are 39 non-affiliate shareholders who purchased 7,500,000 common shares. The company is not yet trading its shares

DATA VISION, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2018

FORWARD-LOOKING STATEMENTS

We make forward-looking statements in this Report and in other materials we file with the Securities and Exchange Commission (“SEC”) or otherwise make public. In this Report, both Part I, Item 1, “Business,” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contain forward-looking statements. In addition, our senior management makes forward-looking statements to analysts, investors, the media and others. Statements with respect to expected revenue, income, receivables, backlog, client attrition, acquisitions and other growth opportunities, sources of funding operations and acquisitions, the integration of our solutions, the sufficiency of available liquidity, research and development, and other statements of our plans, beliefs or expectations are forward-looking statements. These and other statements using words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” and similar expressions also are forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement. The forward-looking statements we make are not guarantees of future performance, and we have based these statements on our assumptions and analyses in light of our experience and perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. Forward-looking statements by their nature involve substantial risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such statements. Management cautions against putting undue reliance on forward-looking statements or projecting any future results based on such statements or present or historical earnings levels.

Among the factors that could cause actual future results to differ materially from our expectations are the risks and uncertainties described under “Risk Factors” set forth in Part I, Item 1A, and the other cautionary statements in other documents we file with the SEC, including the following:

•	competitive products and pricing;

•	product demand and market acceptance;

•	entry into new markets;

•	new product and services development and commercialization;

•	key strategic alliances with vendors that resell our products;

•	uncertainty in continued relationships with clients due to termination rights;

•	our ability to control costs;

•	availability of products produced by third-party vendors;

•	the success of our relationships with channel partners;

•	fluctuations in operating results;

•	critical accounting policies and judgments;

•	changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other standard-setting organizations;

We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

i

PART I

ITEM 1.	Business

Company Overview

THE COMPANY

Business Overview

DATA VISION, INC was incorporated in the State of Nevada on January 11, 2017, to engage in any lawful corporate undertaking. Data Vision, Inc. is planning to be a full-service Geographic Information System (GIS) consulting and software development company.

The Company has no operations to date. The Company has not commenced any operational activities.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any revenues since inception and sustained an accumulated net loss of $153 and $16,555, for the years ended December 31, 2017 and December 31, 2018 respectively. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon, among other things, its ability to generate revenues and its ability to obtain capital from third parties. No assurance can be given that the Company will be successful in these efforts.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As of the date of this filing, the Company has 60,000,000 shares of $0.0001 par value common stock issued and outstanding.

Data Vision, Inc’s fiscal year end is December 31.

The Company is an Emerging Growth Company as defined in the Jumpstart Our Business Startups Act.

The Company shall continue to be deemed an emerging growth company until the earliest of—

(A)	the last day of the fiscal year of the issuer during which it had total annual gross revenues of $1,000,000,000.00 (as such amount is indexed for inflation every five (5) years by the Commission to reflect the change in the Consumer Price Index for All Urban Consumers published by the Bureau of Labor Statistics, setting the threshold to the nearest 1,000,000.00) or more;

(B)	the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the issuer pursuant to an effective registration statement under this title;

(C)	the date on which such issuer has, during the previous three (3) year period, issued more than $1,000,000,000.00 in non-convertible debt; or

(D)	the date on which such issuer is deemed to be a ‘large accelerated filer’, as defined in section 240.12b-2 of title 17, Code of Federal Regulations, or any successor thereto.’

As an emerging growth company, the company is exempt from Section 404(b) of Sarbanes Oxley. Section 404(a) requires Issuers to publish information in their annual reports concerning the scope and adequacy of the internal control structure and procedures for financial reporting. This statement shall also assess the effectiveness of such internal controls and procedures.

Section 404(b) requires that the registered accounting firm shall, in the same report, attest to and report on the assessment on the effectiveness of the internal control structure and procedures for financial reporting.

As an emerging growth company, the company is exempt from Section 14A and B of the Securities Exchange Act of 1934 which require the shareholder approval of executive compensation and golden parachutes.

ITEM 1A.	Risk Factors

THE COMPANY’S COMPLIANCE WITH THE CURRENT AND PERIODIC REPORTING REQUIREMENTS UNDER THE SECURITIES AND EXCHANGE ACT OF 1934 MAY PROVE TOO BURDENSOME, WHICH MAY RESULT IN THE FAILURE OF THE BUSINESS.

ITEM 1B.	Unresolved Staff Comments

NA

ITEM 2.	Properties

The Company’s principal offices are located at 18124 Wedge Pkwy, Ste 1050, Reno, NV 89511.

The Company believes that its facilities are adequate for its current needs and that suitable alternative space is available to accommodate expansion of the Company’s operations.

ITEM 3.	Legal Proceedings

We may be, from time to time, a party to various legal proceedings and claims, which arise in the ordinary course of business. We are not aware of any legal matters that could have a material adverse effect on our consolidated results of operations, financial position or cash flows.

ITEM 4.	Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

The Company’s common stock does not yet trade

ITEM 6.	Selected Financial Data

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section must be read in conjunction with the Financial Statements included in this prospectus.

This section of the filing includes a number of forward-looking statements that reflect our current views regarding the future events and financial performance of Data Vision, Inc.

Results of Operations

The company currently has no operations and incurred losses of $153 and $16,555 in 2017 and 2018 respectively

Limited Operating History; Need for Additional Capital

There is limited historical financial information about us on which to base an evaluation of our performance.  We are a development stage company and generated no revenues from operations.  We cannot guarantee we will be successful in our business operations.  Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in our rebranding efforts, and possible cost overruns due to the price and cost increases in supplies and services.

If we do not raise or generate revenues sufficient to cover professional fees, estimated to be $10,000 for the next 12 months, we would not be able to remain reporting with the SEC, and therefore we would not be able to obtain an OTCBB quotation.

While our sole officer and director has generally indicated a willingness to provide services and financial contributions if necessary, there are presently no agreements, arrangements, commitments, or specific understandings, either verbally or in writing, between the officer and director and DATA VISION, INC.  During the next year of operations, our officer and director will provide his labor at no charge.

If we are unable to meet our needs for cash from either our revenues or possible alternative sources, then we may be unable to continue, develop, or expand our operations.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

ITEM 8.	Financial Statements And Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Data Vision, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Data Vision, Inc.(the Company) as of December 31, 2018, and the related statement of operations, stockholders’ equity, and cash flows for the year ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the financial statements, the Company has only generated any revenues since inception and sustained an accumulated net loss of $16,708 for the period from inception to December 31, 2018. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3 to the accompanying financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Prager Metis CPA’s LLC

We have served as the Company’s auditor since 2018

Hackensack, New Jersey
April 16, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Data Vision, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Data Vision, Inc. (the Company) as of December 31, 2017, and the related statement of operation, changes in stockholders’ equity, and cash flows for the period from inception (January 11, 2017) to December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for period from inception (January 11, 2017) to December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the financial statements, the Company has not generated any revenues since inception and sustained an accumulated net loss of $153 for the period from inception to December 31, 2017. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3 to the accompanying financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Paritz & Company, P.A.

We have served as the Company’s auditor since 2017.

Hackensack, New Jersey
July 5, 2018

DATA VISION INC

BALANCE SHEET

	December 31, 2018	December 31, 2017
ASSETS
CURRENT ASSETS
Cash	$87,742	104,297
Total Current Assets	87,742	104,297

TOTAL ASSETS	$87,742	104,297

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Loan payable - related party	50	50
Total current liabilities	50	50

TOTAL LIABILITIES	50	50

STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value, 200,000,000 shares authorized,
60,000,000 issued and outstanding at December 31, 2018	6,000	6,000
Additional paid-in capital	149,500	149,500
Stock subscription receivable	(51,100)	(51,100)
Accumulated Deficit	(16,708)	(153)
Total stockholders' equity	87,692	104,247

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$87,742	104,297

The accompanying notes are an integral part of these financial statements.

DATA VISION INC

STATEMENT OF OPERATIONS

		For the period
		from inception
	Year ended	(January 11, 2017) to
	December 31, 2018	December 31, 2017

REVENUE	$—	$—

OPERATING EXPENSES
General and administrative	16,555	153

Total operating expenses	16,555	153

Net loss before income taxes	(16,555)	(153)

Income tax provision	—	—

NET LOSS	$(16,555)	$(153)

Earning per share - basic and diluted	(0.00)	(0.00)

Weighted average number of shares outstanding - basic and diluted	60,000,000	53,260,274

The accompanying notes are an integral part of these financial statements.

DATA VISION INC

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

			Additional	Stock
	Common Stock		Paid-In	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

Balance at January 11, 2017	—	—	—	—	—	—

Shares issued to founders	55,000,000	5,500	—	(5,500)		—

Shares issued for cash	5,000,000	500	149,500	(45,600)		104,400

Net loss for the period	—	—	—	—	(153)	(153)

Balance -December 31, 2017	60,000,000	6,000	149,500	(51,100)	(153)	104,247

Net loss for the period	—	—	—	—	(16,555)	(16,555)

Balance -December 31, 2018	60,000,000	$6,000	$149,500	$(51,100)	$(16,708)	$87,692

The accompanying notes are an integral part of these financial statements.

DATA VISION INC

STATEMENT OF CASH FLOWS

		For the period
		from inception
	Year ended	(January 11, 2017) to
	December 31, 2018	December 31, 2017
Cash Flows from Operating Activities:

Net Loss	$(16,555)	$(153)

Adjustments to reconcile net loss to net cash
used in operating activities:	—	—

Changes in operating liabilities

Net Cash used in Operating Activities	(16,555)	(153)

Cash flows from Financing Activities:
Loan from related party	—	50
Proceeds from issuance of common stock	—	104,400
Net Cash provided by Financing Activities	—	104,450

Net change in cash	(16,555)	104,297
Cash at beginning of period	104,297	—
Cash at end of period	$87,742	$104,297

The accompanying notes are an integral part of these financial statements.

DATA VISION INC

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2018

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Data Vision Inc. (the “Company”) was incorporated in the State of Nevada on January 11, 2017. The Company is in the development stage whose purpose is 3D modelling services and software for space management.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company is considered to be in the development stage as defined in ASC 915 “Development Stage Entities.” The Company is devoting substantially all of its efforts to the development of its business plans. The Company has elected to adopt early application of Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements; and does not present or disclose inception-to-date information and other remaining disclosure requirements of Topic 915.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as December 31, 2018 and the results of operations and cash flows for the periods presented. The results of operations for the twelve months ended December 31, 2018 are not necessarily indicative of the operating results for the full fiscal year or any future period.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Start-Up Costs

In accordance with ASC 720, “Start-up Costs”, the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Cash

Cash includes cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As of December 31, 2018, the Company did not have any amounts recorded pertaining to uncertain tax positions.

Fair Value Measurements

The Company adopted the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures”, which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

The estimated fair value of certain financial instruments, including cash and cash equivalents are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The Company has no assets or liabilities valued at fair value on a recurring basis.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has not generated any revenues since inception and sustained an accumulated net loss of $16,708 for the period from inception to December 31, 2018. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon, among other things, its ability to generate revenues and its ability to obtain capital from third parties.  No assurance can be given that the Company will be successful in these efforts.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 - INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 21% and 34% for the years ended December 31, 2018 and December 31, 2017, respectively, to the Company's effective tax rate are as follows:

	2018	2017
Income tax expense at statutory rate	$(3475)	(52)
Change in valuation allowance	3,475	52
Income tax expense per books	$—	—

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as of December 31, 2018 and December 31, 2017 are as follows:

	2018	2017
Net Operating Loss	$3,527	52
Valuation allowance	(3,527)	(52)
Net deferred tax asset	$—	—

The Company has approximately $16,708 of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years which expire commencing in fiscal 2037. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 5 – RELATED-PARTY LOAN

The Company was advanced $50 by a related-party for operating purposes. The loan is non-interest bearing and is payable on demand.

NOTE 6 – STOCKHOLDERS’ EQUITY

Authorized Stock

The Company has authorized 200,000,000 common shares with a par value of $0.0001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

On May 1, 2017 the Company issued 55,000,000 shares of common stock to its founders for a subscription amount of $5,500. As of December 31, 2018, the subscription amount of $5,500 has not been paid, and is reflected as stock subscription receivable on the accompanying financial statements.

On May 1, 2017, the Company issued 5,000,000 shares of common stock for a subscription amount of $150,000. As of December 31, 2018, $104,400 of the subscription has been paid with the remaining $45,600 of the subscription has not yet been paid, and is reflected as a stock subscription receivable on the accompanying financial statements.

NOTE 7 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on managements' evaluation, no other events have occurred that require disclosure or adjustments to the financial statement.

ITEM 9.	Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

None.

ITEM 9A.	Controls And Procedures

Management’s Report on Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our chief executive officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”). Based on this evaluation, our chief executive officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer, as appropriate to allow timely decisions regarding required disclosure

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. With the participation of our chief executive officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based upon such evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2018 based on the COSO framework criteria, as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by a single individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2018.

Management believes that the material weaknesses set forth above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors’ results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers from the internal control audit requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2018 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Our director is elected by the stockholders to a term of one year and serve, until a successor is elected and qualified. Our officer is appointed by the Board of Directors to a term of one year and serve, until a successor is duly elected and qualified, or until removed from office. Our Board of Directors does not have any nominating, auditing or compensation committees.

The following table sets forth certain information regarding our executive officer and director as of the date of this prospectus:

Name	Age	Position	Period of Service (1)

Xinwei Zhang	46	President, Secretary, Treasurer, and Director	Inception – Current
Juan Zhang	34	Treasurer and Chief Financial Officer

 Notes:

(1)	Our director will hold office until the next annual meeting of the stockholders, typically held on or near the anniversary date of inception, and until successors have been elected and qualified. Mr. Zhang is the sole director and he appointed himself as the company’s sole officer and will hold office until resignation or removal from office.

(2)	Mr. Zhang has outside interests and obligations other than DATA VISION, INC. He intends to spend approximately ten (10) hours per month on our business affairs. At the date of this prospectus, Data Vision, Inc is not engaged in any transactions, either directly or indirectly, with any persons or organizations considered promoters.

ITEM 11.	Executive Compensation

EXECUTIVE COMPENSATION

Summary Compensation Table

	Annual Compensation				Long-Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options (#)	LTIP Payouts ($)	All Other Compensation ($)
Xinwei Zhang	2018	-	-	-	-	-	-	-
Officer and Director	2017	-	-	-	-	-	-	-

DIRECTORS’ COMPENSATION

Our director is not entitled to receive compensation for services rendered to Data Vision, Inc, or for each meeting attended except for reimbursement of out-of-pocket expenses. There are no formal or informal arrangements or agreements to compensate directors for services provided as a director.

EMPLOYMENT CONTRACTS AND OFFICERS’ COMPENSATION

Since Data Vision Inc’s incorporation on January 11, 2017, we have not paid any compensation to any officer, director or employee. We do not have employment agreements. Any future compensation to be paid will be determined by the Board of Directors, and, as appropriate, an employment agreement will be executed. We do not currently have plans to pay any compensation until such time as it maintains a positive cash flow.

ITEM 12.	Securities Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

The following table sets forth certain information as of the date of this offering with respect to the beneficial ownership of our common stock by all persons known to us to be beneficial owners of more than five percent (5.0%) of any such outstanding classes, and by each director and executive officer, and by all officers and directors as a group. Unless otherwise specified, the named beneficial owner has, to our knowledge, either sole or majority voting and investment power.

			Percent of Class
Title Of Class	Name, Title and Address of Beneficial Owner of Shares (1)	Amount of Beneficial Ownership(2)	Before Offering	After Offering
Common	BIN XU	48,500,000	80.8	80.8%
Common	YUN ZHAO	4,000,000	6.6	6.6%

Footnotes

(1)	The address of the executive officer and director is c/o DATA VISION, INC.

(2)	As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or share investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of a security).

ITEM 13.	Certain Relationships, Related Transactions And Directors Independence

STOCK OPTION PLAN AND OTHER LONG-TERM INCENTIVE PLAN

DATA VISION INC currently does not have existing or proposed option or SAR grants.

ITEM 14.	Principal Accounting Fees And Services

Audit fees for 2018 and 2017 were $4,500 and $4,500 respectively

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

(a) See Index to Consolidated Financial Statements and Schedule Covered by Reports of Registered Public Accounting Firms included in Part II, Item 8 of this annual report on Form 10-K. See Index to Exhibits contained in this annual report on Form 10-K.

(b) Exhibits

See Index to Exhibits contained in this annual report on Form 10-K.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned.

DATA VISION INC

(Registrant)

By: /s/ Xinwei Zhang

President

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Xinwei Zhang	President, Secretary and Director	April 16, 2019

Xinwei Zhang	Chief Executive Officer

/s/ Juan Zhang	Treasurer	April 16, 2019

Juan Zhang	Chief Accounting Officer, Chief Financial Officer

INDEX TO EXHIBITS

EXHIBITS

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.