Form 10-Q
period 2019-09-30
DATA VISION, INC.
filed 2019-11-12
CIK 1715942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

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

Number of shares of issuer's common stock outstanding as of September 30, 2019 was 60,000,000.

DATA VISION INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DATA VISION, INC.

BALANCE SHEETS (Unaudited)

	September 30, 2019	December 31, 2018
ASSETS
CURRENT ASSETS
Cash	$37,135	87,742
Total Current Assets	37,135	87,742

TOTAL ASSETS	$37,135	87,742

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Loan payable - related party	50	50
Total current liabilities	50	50

TOTAL LIABILITIES	50	50

STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value, 200,000,000 shares authorized,
60,000,000 issued and outstanding	6,000	6,000
Additional paid-in capital	149,500	149,500
Stock subscription receivable	(51,100)	(51,100)
Accumulated Deficit	(67,315)	(16,708)
Total stockholders' equity	37,085	87,692

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$37,135	87,742

The accompanying notes are an integral part of these financial statements.

DATA VISION, INC.

STATEMENT OF OPERATIONS (Unaudited)

	3 Months Ended September 30		9 Months Ended September 30
	2019	2018	2019	2018

REVENUE	$—	$—	$—	$—

OPERATING EXPENSES
General and administrative	4,025	10,018	50,607	16,537

Total operating expenses	4,025	10,018	50,607	16,537

Net loss before income taxes	(4,025)	(10,018)	(50,607)	(16,537)

Income tax provision	—	—	—	—

NET LOSS	$(4,025)	$(10,018)	$(50,607)	(16,537)

Earning per share - basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of shares outstanding - basic and diluted	60,000,000	60,000,000	60,000,000	60,000,000

The accompanying notes are an integral part of these financial statements.

DATA VISION, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

			Additional	Stock
	Common Stock		Paid-In	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

Balance at December 31, 2017	60,000,000	6,000	149,500	(51,100)	(153)	104,247

Net loss	—	—	—	—	(6,497)	(6,497)

Balance - March 31, 2018	60,000,000	6,000	149,500	(51,100)	(6,650)	97,750

Net loss	—	—	—	—	(22)	(22)

Balance - June 30, 2018	60,000,000	6,000	149,500	(51,100)	(6,672)	97,728

Net loss	—	—	—	—	(10,018)	(10,018)

Balance - September 30, 2018	60,000,000	6,000	149,500	(51,100)	(16,690)	87,710

Balance -December 31, 2018	60,000,000	$6,000	$149,500	$(51,100)	$(16,708)	$87,692

Net loss	—	—	—	—	(15,767)	(15,767)

Balance - March 31, 2019	60,000,000	6,000	149,500	(51,100)	(32,475)	71,925

Net loss	—	—	—	—	(30,815)	(30,815)

Balance -June 30, 2019	60,000,000	$6,000	$149,500	$(51,100)	$(63,290)	$41,110

Net loss	—	—	—	—	(4,025)	(4,025)

Balance -September 30, 2019	60,000,000	$6,000	$149,500	$(51,100)	$(67,315)	$37,085

The accompanying notes are an integral part of these financial statements.

DATA VISION, INC.

STATEMENT OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30
	2019	2018
Cash Flows from Operating Activities:

Net Loss	$(50,607)	$(16,537)

Adjustments to reconcile net loss to net cash
used in operating activities:	—	—

Changes in operating liabilities

Net Cash used in Operating Activities	(50,607)	(16,537)

Cash flows from Financing Activities:
Loan from related party	—	—
Proceeds from issuance of common stock	—	—
Net Cash provided by Financing Activities	—	—

Net change in cash	(50,607)	(16,537)
Cash at beginning of period	87,742	104,297
Cash at end of period	$37,135	$87,760

The accompanying notes are an integral part of these financial statements.

DATA VISION INC

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provide that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As of September 30, 2019, the Company did not have any amounts recorded pertaining to uncertain tax positions.

DATA VISION INC

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has not generated any revenues since inception and sustained an accumulated net loss of $67,315 for the period from inception to September 30, 2019 These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon, among other things, its ability to generate revenues and its ability to obtain capital from third parties.  No assurance can be given that the Company will be successful in these efforts.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

DATA VISION INC

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

NOTE 4 - INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 21% for nine month ended September 2019 and 2018 to the Company’s effective tax rate is as follows:

	Nine Month Ended September 30
	2019	2018
Income tax benefit at statutory rate	$(10,628)	(3,473)
Change in valuation allowance	10,628	3,473
Income tax expense	—	—

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as of September 30, 2019 and December 31, 2018 are as follows:

	September 30	December 31
	2019	2018
Net operating loss carry forward	$14,136	3,509
Valuation allowance	(14,136)	(3,509)
Net deferred tax assets	—	—

The Company has approximately $67,315 of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years which expire commencing in fiscal 2037. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 5 – RELATED-PARTY LOAN

The Company was advanced $50 by a related-party for operating purposes. The loan is non-interest bearing and is payable on demand.

DATA VISION INC

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

NOTE 6 – STOCKHOLDERS’ EQUITY

Authorized Stock

The Company has authorized 200,000,000 common shares with a par value of $0.0001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

On May 1, 2017 the Company issued 55,000,000 shares of common stock to its founders for a subscription amount of $5,500. As of September 30, 2019, the subscription amount of $5,500 has not been paid, and is reflected as stock subscription receivable on the accompanying financial statements.

On May 1, 2017, the Company issued 5,000,000 shares of common stock for a subscription amount of $150,000. As of September 30, 2019, $104,400 of the subscription has been paid with the remaining $45,600 of the subscription has not yet been paid, and is reflected as a stock subscription receivable on the accompanying financial statements.

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

GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has not generated any revenues since inception and sustained an accumulated net loss of $67,315 for the period from inception to September 30, 2019, and an accumulated net loss of $50,607 for the nine months ended September 30, 2019. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon, among other things, its ability to generate revenues and its ability to obtain capital from third parties.  No assurance can be given that the Company will be successful in these efforts.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Summary of Operations:

Results of Operations – for the nine months ended September 30, 2019

The Company has not generated any revenues since inception, has sustained losses of $67,315 for the period from inception to September 30, 2019, and has a stockholders’ deficit of $67,315 as of September 30, 2019.

Revenue for the nine months ended September 30, 2019 and September 30, 2018 respectively was $0.

Selling, General and Administrative Expenses (SG&A):

General and administrative expenses were $50,607 and $16,537 for the nine months ended September 30, 2019 and September 30, 2018

For the nine months ended September 30, 2019, our total operating expenses of $50,607 in operating expenses, is attributable to professional fees including legal, accounting, and consulting services

Liquidity and Capital Resources

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

Comparative information for the nine months ended September 30, 2019 as compared to the same period ended September 30, 2018.

	Nine months ended September 30,
	2019	2018

REVENUE	$—

OPERATING EXPENSES
General and administrative	50,607	16,537

Total operating expenses	50,607	16,537

Net loss before income taxes	(50,607)	(16,537)

Income tax provision	—	—

NET LOSS	$(50,607)	$(16,537)

Earning per share - basic and diluted	(0.00)	(0.00)

Weighted average number of shares outstanding - basic and diluted	60,000,000	60,000,000

Net cash used in operations was $50,607 during the nine months ended September 30, 2019. Net cash flows used in operating activities for the nine months ended September 30, 2018 was $16,537.

Assets and Liabilities:

At September 30, 2019, we had total current assets consisting of cash $37,135 and current liabilities of $50.

Off-Balance Sheet Arrangements

As of September 30, 2019, we do not have any off-balance sheet arrangements.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the nine months ended September 30, 2019 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 12, 2019