Form 10-K
period 2019-12-31
DATA VISION, INC.
filed 2020-05-08
CIK 1715942

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Telephone: 1(888) 269-3271
Email: datavision.jw@gmail.com

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. There has been no active trading of our common stock.

As of May 8, 2020, 60,000,000 shares of the registrant’s common stock were outstanding.

DATA VISION, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2019

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any revenues since inception and sustained an accumulated net loss of $73,049 as of December 31, 2019. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon, among other things, its ability to generate revenues and its ability to obtain capital from third parties. No assurance can be given that the Company will be successful in these efforts.

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

Not Applicable

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

Results of Operations

The company currently has no operations and incurred losses of $16,555 and $56,341 in 2018 and 2019 respectively

Limited Operating History; Need for Additional Capital

There is limited historical financial information about us on which to base an evaluation of our performance.  We are a development stage company and generated no revenues from operations.  We cannot guarantee we will be successful in our business operations.  Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in our rebranding efforts, and possible cost overruns due to the price and cost increases in supplies and services. From 2018 to 2019, our business development cost increased.

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

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

ITEM 8.	Financial Statements and Supplementary Data

DATA VISION INC

BALANCE SHEET

	December 31, 2019	December 31, 2018
ASSETS
CURRENT ASSETS
Cash	$31,401	87,742
Total Current Assets	31,401	87,742

TOTAL ASSETS	$31,401	87,742

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Loan payable - related party	50	50
Total current liabilities	50	50

TOTAL LIABILITIES	50	50

STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value, 200,000,000 shares authorized,
60,000,000 issued and outstanding	6,000	6,000
Additional paid-in capital	149,500	149,500
Stock subscription receivable	(51,100)	(51,100)
Accumulated Deficit	(73,049)	(16,708)
Total stockholders' equity	31,351	87,692

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$31,401	87,742

The accompanying notes are an integral part of these financial statements.

DATA VISION INC

STATEMENT OF OPERATIONS

	Year Ending December 31
	2019	2018

REVENUE	$—	$—

OPERATING EXPENSES
General and administrative	56,341	16,555

Total operating expenses	56,341	16,555

Net loss before income taxes	(56,341)	(16,555)

Income tax provision	—	—

NET LOSS	$(56,341)	$(16,555)

Earning per share - basic and diluted	(0.00)	(0.00)

Weighted average number of shares outstanding - basic and diluted	60,000,000	60,000,000

The accompanying notes are an integral part of these financial statements.

DATA VISION INC

STATEMENT OF CASH FLOWS

	Year Ended December 31
	2019	2018
Cash Flows from Operating Activities:

Net Loss	$(56,341)	$(16,555)

Adjustments to reconcile net loss to net cash
used in operating activities:	—	—

Changes in operating liabilities

Net Cash used in Operating Activities	(56,341)	(16,555)

Cash flows from Financing Activities:
Loan from related party	—	—
Proceeds from issuance of common stock	—	—
Net Cash provided by Financing Activities	—	—

Net change in cash	(56,341)	(16,555)
Cash at beginning of period	87,742	104,297
Cash at end of period	$31,401	$87,742

The accompanying notes are an integral part of these financial statements.

DATA VISION INC

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

			Additional	Stock
	Common Stock		Paid-In	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

Balance -December 31, 2017	60,000,000	6,000	149,500	(51,100)	(153)	104,247

Net loss for the period	—	—	—	—	(16,555)	(16,555)

Balance -December 31, 2018	60,000,000	$6,000	$149,500	$(51,100)	$(16,708)	$87,692

Net loss for the period	—	—	—	—	(56,341)	(56,341)

Balance -December 31, 2019	60,000,000	$6,000	$149,500	$(51,100)	$(73,049)	$31,351

The accompanying notes are an integral part of these financial statements.

DATA VISION, INC

NOTES TO FINANCIAL STATEMENTS

December 31, 2019 and 2018

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

DATA VISION, INC

NOTES TO FINANCIAL STATEMENTS

December 31, 2019 and 2018

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash

Cash includes cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As of December 31, 2019, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

DATA VISION, INC

NOTES TO FINANCIAL STATEMENTS

December 31, 2019 and 2018

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has not generated any revenues since inception and sustained an accumulated net loss of $73,049 for the period from inception to December 31, 2019 These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon, among other things, its ability to generate revenues and its ability to obtain capital from third parties.  No assurance can be given that the Company will be successful in these efforts.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The company plans to rely on the proceeds from loans from both unrelated and related parties to provide the resources necessary to fund the development of its business plan and operations.

NOTE 4 - INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 21% for twelve month ended December 2019 and 2018 to the Company’s effective tax rate is as follows:

	Twelve Month Ended December 31
	2019	2018
Income tax benefit at statutory rate	$(11,832)	(3,476)
Change in valuation allowance	11,832	3,476
Income tax expense	—	—

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as of December 31, 2019 and 2018 are as follows:

	December 31	December 31
	2019	2018
Net operating loss carry forward	$15,340	3,509
Valuation allowance	(15,340)	(3,509)
Net deferred tax assets	—	—

The Company has approximately $73,049 of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years which expire commencing in fiscal 2037. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

DATA VISION, INC

NOTES TO FINANCIAL STATEMENTS

December 31, 2019 and 2018

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

On May 1, 2017 the Company issued 55,000,000 shares of common stock to its founders for a subscription amount of $5,500. As of December 31, 2019, the subscription amount of $5,500 has not been paid, and is reflected as stock subscription receivable on the accompanying financial statements.

On May 1, 2017, the Company issued 5,000,000 shares of common stock for a subscription amount of $150,000. As of December 31, 2019, $104,400 of the subscription has been paid with the remaining $45,600 of the subscription has not yet been paid and is reflected as a stock subscription receivable on the accompanying financial statements.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. With the participation of our chief executive officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based upon such evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2019 based on the COSO framework criteria, as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by a single individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2019.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2019 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The following table sets forth certain information regarding our executive officer and director as of the date of this prospectus:

Name	Age	Position	Period of Service (1)

Xinwei Zhang	48	President, Secretary, Treasurer, and Director	Inception – Current
Juan Zhang	36	Treasurer and Chief Financial Officer

Notes:

(1)	Our director will hold office until the next annual meeting of the stockholders, typically held on or near the anniversary date of inception, and until successors have been elected and qualified. Mr. Zhang is the sole director and he appointed himself as the company’s sole officer and will hold office until resignation or removal from office.
(2)	Mr. Zhang has outside interests and obligations other than DATA VISION, INC. He intends to spend approximately ten (10) hours per month on our business affairs. At the date of this prospectus, Data Vision, Inc is not engaged in any transactions, either directly or indirectly, with any persons or organizations considered promoters.

ITEM 11.	Executive Compensation

EXECUTIVE COMPENSATION

Summary Compensation Table

	Annual Compensation				Long-Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options (#)	LTIP Payouts ($)	All Other Compensation ($)
Xinwei Zhang	2019	—	—	—	—	—	—	—
Xinwei Zhang	2018	—	—	—	—	—	—	—
Officer and Director	2018	—	—	—	—	—	—	—

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Jia, the company’s sole officer and director is the only promoter of the company.

ITEM 13.	Certain Relationships, Related Transactions And Directors Independence

STOCK OPTION PLAN AND OTHER LONG-TERM INCENTIVE PLAN

DATA VISION INC currently does not have existing or proposed option or SAR grants.

ITEM 14.	Principal Accounting Fees And Services

The aggregate fees billed by Prager Metis CPA’s LLC during the years ended December 31, 2019 and 2018 were $5,500 and $4,500, respectively. These fees were for professional services for the audit of our financial statements and the review of financial statements included in our Forms 10-Q and SEC filings.

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

DATA VISION, INC

(Registrant)

By: /s/ Xinwei Zhang

President

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Xinwei Zhang	President, Secretary and Director	May 8, 2020

Xinwei Zhang	Chief Executive Officer

/s/ Juan Zhang	Treasurer	May 8, 2020

Juan Zhang	Chief Accounting Officer, Chief Financial Officer

INDEX TO EXHIBITS

EXHIBITS

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.