Form 10-K/A
period 2019-12-31
DATA VISION, INC.
filed 2020-05-19
CIK 1715942

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A

AMENDMENT NO. 1

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

EXPLANATORY NOTE

Data Vision, Inc.(the “Registrant”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2019, originally filed with the Securities and Exchange Commission (the “SEC”) on May 8, 2020 (the “Original Filing”). The Registrant has filed this Amendment to file the correct statements as of and for the year ended December 31, 2019 and to include the report of independent registered public accounting firm, which was previously omitted. (the “Restatement”).

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated any revenues since inception and sustained an accumulated net loss of $75,095 as of December 31, 2019. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon, among other things, its ability to generate revenues and its ability to obtain capital from third parties. No assurance can be given that the Company will be successful in these efforts.

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

Results of Operations

The company currently has no operations and incurred losses of $16,555 and $58,387 in 2018 and 2019 respectively

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Data Vision, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Data Vision, Inc.(the Company) as of December 31, 2019 and 2018, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the financial statements, the Company has not generated any revenues since inception and sustained an accumulated net loss of $75,095 for the period from inception to December 31, 2019. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3 to the accompanying financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Prager Metis CPA’s LLC

We have served as the Company’s auditor since 2018

Hackensack, New Jersey
May 15, 2020

DATA VISION INC

BALANCE SHEET

	December 31, 2019	December 31, 2018
ASSETS
CURRENT ASSETS
Cash	$31,401	87,742
Total Current Assets	31,401	87,742

TOTAL ASSETS	$31,401	87,742

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Loan payable - related party	50	50
Accrued expenses	2,046
Total current liabilities	2,096	50

TOTAL LIABILITIES	2,096	50

STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value, 200,000,000 shares authorized,
60,000,000 issued and outstanding	6,000	6,000
Additional paid-in capital	149,500	149,500
Stock subscription receivable	(51,100)	(51,100)
Accumulated Deficit	(75,095)	(16,708)
Total stockholders' equity	29,305	87,692

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$31,401	87,742

The accompanying notes are an integral part of these financial statements.

DATA VISION INC

STATEMENT OF OPERATIONS

	Year Ending December 31
	2019		2018

REVENUE		$—	$—

OPERATING EXPENSES
General and administrative		58,387	16,555

Total operating expenses		58,387	16,555

Net loss before income taxes		(58,387)	(16,555)

Income tax provision		—	—

NET LOSS	$	(58,387)	$(16,555)

Earning per share - basic and diluted		(0.00)	(0.00)

Weighted average number of shares outstanding - basic and diluted		60,000,000	60,000,000

The accompanying notes are an integral part of these financial statements.

DATA VISION INC

STATEMENT OF CASH FLOWS

	Year Ended December 31
	2019		2018
Cash Flows from Operating Activities:

Net Loss	$	(58,387)	$(16,555)

Adjustments to reconcile net loss to net cash
used in operating activities:		—	—

Changes in operating liabilities
Accrued expenses		2,046

Net Cash used in Operating Activities		(56,341)	(16,555)

Cash flows from Financing Activities:
Loan from related party		—	—
Proceeds from issuance of common stock		—	—
Net Cash provided by Financing Activities		—	—

Net change in cash		(56,341)	(16,555)
Cash at beginning of period		87,742	104,297
Cash at end of period		$31,401	$87,742

The accompanying notes are an integral part of these financial statements.

DATA VISION INC

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

			Additional	Stock
	Common Stock		Paid-In	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

Balance -December 31, 2017	60,000,000	6,000	149,500	(51,100)	(153)	104,247

Net loss for the period	—	—	—	—	(16,555)	(16,555)

Balance -December 31, 2018	60,000,000	$6,000	$149,500	$(51,100)	$(16,708)	$87,692

Net loss for the period	—	—	—	—	(58,387)	(58,387)

Balance -December 31, 2019	60,000,000	$6,000	$149,500	$(51,100)	$ (75,095)	$29,305

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

DATA VISION, INC

NOTES TO FINANCIAL STATEMENTS

December 31, 2019 and 2018

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has not generated any revenues since inception and sustained an accumulated net loss of $75,095 for the period from inception to December 31, 2019 These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon, among other things, its ability to generate revenues and its ability to obtain capital from third parties.  No assurance can be given that the Company will be successful in these efforts.

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

NOTE 4 - INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 21% for twelve month ended December 2019 and 2018 to the Company’s effective tax rate is as follows:

	Twelve Month Ended December 31
	2019		2018
Income tax benefit at statutory rate	$	(12,261)	(3,476)
Change in valuation allowance		12,261	3,476
Income tax expense		—	—

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as of December 31, 2019 and 2018 are as follows:

	December 31	December 31
	2019	2018
Net operating loss carry forward	$15,770	3,509
Valuation allowance	(15,770)	(3,509)
Net deferred tax assets	—	—

The Company has approximately $75,095 of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years which expire commencing in fiscal 2037. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

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

The Company evaluated all events subsequent to December 31, 2019 through the date of issuance of the financial statements.

The Company’s operations may be affected by the recent and ongoing outbreak of the coronavirus disease 2019 (COVID-19) which in March 2020 was declared a pandemic by the World Health Organization. The ultimate disruption which may be caused by the outbreak is uncertain; however, it may result in a material adverse impact on the Company’s financial position, operations and cash flows. Possible areas that may be affected include, but are not limited to, disruption to the Company’s potential customers, unavailability of products/services and supplies used in operations, and the unavailability of capital.

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

Signature	Title	Date

/s/ Xinwei Zhang	President, Secretary and Director	May 19, 2020

Xinwei Zhang	Chief Executive Officer

/s/ Juan Zhang	Treasurer	May 19, 2020

Juan Zhang	Chief Accounting Officer, Chief Financial Officer

INDEX TO EXHIBITS

EXHIBITS

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.