Form 10-Q
period 2020-03-31
DATA VISION, INC.
filed 2020-07-06
CIK 1715942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

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

1 (888) 269-3271
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

Number of shares of issuer's common stock outstanding as of March 31, 2020 was 60,000,000.

DATA VISION INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DATA VISION INC

BALANCE SHEETS (Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
CURRENT ASSETS
Cash	$29,204	31,401
Total Current Assets	29,204	31,401

TOTAL ASSETS	$29,204	31,401

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Loan payable-related arty	50	50
Accrued expenses	5,500	2,046
Total current liabilities	5,550	2,096

TOTAL LIABILITIES	5,550	2,096

STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value, 200,000,000 shares authorized,
60,000,000 issued and outstanding	6,000	6,000
Additional paid-in capital	149,500	149,500
Stock subscription receivable	(51,100)	(51,100)
Accumulated Deficit	(80,746)	(75,095)
Total stockholders' equity	23,654	29,305

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$29,204	31,401

The accompanying notes are an integral part of these financial statements.

DATA VISION INC

STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended March 31
	2020	2019

REVENUE	$—	$—

OPERATING EXPENSES
General and administrative	5,651	15,767

Total operating expenses	5,651	15,767

Net loss before income taxes	(5,651)	(15,767)

Income tax provision	—	—

NET LOSS	$(5,651)	$(15,767)

Earning per share - basic and diluted	(0.00)	(0.00)

Weighted average number of shares outstanding - basic and diluted	60,000,000	60,000,000

The accompanying notes are an integral part of these financial statements.

DATA VISION INC

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

			Additional	Stock
	Common Stock		Paid-In	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

Balance at December 31, 2019	60,000,000	6,000	149,500	(51,100)	(75,095)	29,305

Net loss	—	—	—	—	(5,651)	(5,651)

Balance - March 31, 2020	60,000,000	6,000	149,500	(51,100)	(80,746)	23,654

Balance -December 31, 2018	60,000,000	$6,000	$149,500	$(51,100)	$(16,708)	$87,692

Net Loss	—	—	—	—	(15,767)	(15,767)

Balance -March 31, 2019	60,000,000	$6,000	$149,500	$(51,100)	$(32,475)	$71,925

The accompanying notes are an integral part of these financial statements.

DATA VISION INC

STATEMENT OF CASH FLOWS (Unaudited)

	Three Months Ended March 31
	2020	2019
Cash Flows from Operating Activities:

Net Loss	$(5,651)	$(15,767)

Adjustments to reconcile net loss to net cash
used in operating activities:	—	—

Changes in operating liabilities

Accrued expenses	3,454
Net Cash used Operating Activities	(2,197)	(15,767)

Net change in cash	(2,197))	(15,767)
Cash at beginning of period	31,401	87,742
Cash at end of period	$29,204	$71,975

The accompanying notes are an integral part of these financial statements.

DATA VISION INC

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2020 and 2019 (Unaudited)

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

DATA VISION INC

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2020 and 2019 (Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As of March 31, 2020, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

DATA VISION, INC

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2020 and 2019 (Unaudited)

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has not generated any revenues since inception and sustained an accumulated net loss of $80,746 for the period from inception to March 31, 2020. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon, among other things, its ability to generate revenues and its ability to obtain capital from third parties.  No assurance can be given that the Company will be successful in these efforts.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 - INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 21% for Three month ended March 2020 and 2019 to the Company’s effective tax rate is as follows:

	Three Month Ended March 31
	2020	2019
Income tax benefit at statutory rate	(1,187)	(3,311)
Change in valuation allowance	1,187	3,311
Income tax expense	—	—

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as of March 31, 2020 and December 31, 2019 are as follows:

	March 31	December 31
	2020	2019
Net operating loss carry forward	16,957	15,770
Valuation allowance	(16,957)	(15,770)
Net deferred tax assets	—	—

The Company has approximately $80,746 of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years which expire commencing in fiscal 2037. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

DATA VISION, INC

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2020 and 2019 (Unaudited)

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

NOTE 7 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these financial statements were issued. Based on managements’ evaluation, no events have occurred that require disclosure or adjustments to the financial statement.

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

GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has not generated any revenues since inception, has sustained losses of $80,746 for the period from inception to March 31, 2020 and has a stockholders’ deficit of $ 80,746 as of March 31, 2020. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon, among other things, its ability to generate revenues and its ability to obtain capital from third parties.  No assurance can be given that the Company will be successful in these efforts.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Results of Operations – for the three months ended March 31, 2020

The Company has not generated any revenues since inception, has sustained losses of $80,746 for the period from inception to March 31, 2020 and has a stockholders’ deficit of $80,746 as of March 31, 2020.

Summary of Operations:

Revenue for the three months and six months ended March 31, 2020 and March 31, 2019 respectively was $0.

Selling, General and Administrative Expenses (SG&A):

General and administrative expenses were $5,651 for the three months ended March 31, 2020. For the three months ended March 31, 2019 administrative expenses were $15,767.

For the three months ended March 31, 2020, our total operating expenses of $5,651, is attributable to professional fees including legal, accounting, and consulting services

Liquidity and Capital Resources

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

Comparative information for the three months ended March 31, 2020 as compared to the same period ended March 31, 2019.

	Three months ended	Three months ended
	March 31, 2020	March 31, 2019

REVENUE	$—	$—

OPERATING EXPENSES
General and administrative	5,651	15,767

Total operating expenses	5,651	15,767

Net loss before income taxes	(5,651)	(15,767)

Income tax provision	—	—

NET LOSS	$(5,651)	$(15,767)

Earning per share - basic and diluted	(0.00)	(0.00)

Weighted average number of shares outstanding - basic and diluted	60,000,000	60,000,000

Net cash used in operations was $2,197 during the three months ended March 31, 2020. Net cash flows used in operating activities for the three months ended March 31, 2019 was $15,767.

Assets and Liabilities:

At March 31, 2020, we had total current assets consisting of cash $29,204 and current liabilities of $5,550.

Off-Balance Sheet Arrangements

As of March 31, 2020, we do not have any off-balance sheet arrangements.

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

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2020, subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2020 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2019, the company has issued 60,000,000 common shares.

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

Date: July 6, 2020