Form 10-Q
period 2020-06-30
DATA VISION, INC.
filed 2020-08-20
CIK 1715942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020

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

Number of shares of issuer's common stock outstanding as of August 19, 2020 was 60,000,000.

DATA VISION INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DATA VISION INC

BALANCE SHEETS (Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
CURRENT ASSETS
Cash	$23,552	31,401
Total Current Assets + Total Assets	23,552	31,401

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Loan payable-related arty	50	50
Accrued expenses		2,046
Total current liabilities + Total Liabilities	50	2,096

STOCKHOLDERS' EQUITY

Common stock, $0.0001 par value, 200,000,000 shares authorized, 60,000,000 issued and outstanding	6,000	6,000
Additional paid-in capital	149,500	149,500
Stock subscription receivable	(51,100)	(51,100)
Accumulated Deficit	(80,898)	(75,095)
Total stockholders' equity	23,502	29,305

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$23,552	31,401

The accompanying notes are an integral part of these financial statements.

DATA VISION INC

STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Revenue	----	----	----	----

OPERATING EXPENSES
General and Administrative	5,803	46,582	152	30,815

Total operating expenses	5,803	46,582	152	30,815

Net Loss before income taxes	(5,803)	(46,582)	(152)	(30,815)

Income Tax Provision	----	----	----	----

NET LOSS	$(5,803)	$(46,582)	$(152)	$(30,815)

Earning per share-basic and diluted	$0.00	$0.00	$0.00	$0.00

Weighted average number of shares outstanding- basic and diluted	60,000,000	60,000,000	60,000,000	60,000,000

The accompanying notes are an integral part of these financial statements.

DATA VISION INC

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

			Additional	Stock
	Common Stock		Paid-In	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

Balance at December 31, 2019	60,000,000	6,000	149,500	(51,100)	(75,095)	29,305

Net loss	—	—	—	—	(5,651)	(5,651)

Balance - March 31, 2020	60,000,000	6,000	149,500	(51,100)	(80,746)	23,654

Net loss	—	—	—	—	(152)	(152)

Balance - June 30, 2020	60,000,000	6,000	149,500	(51,100)	(80,898)	23,502

Balance -December 31, 2018	60,000,000	$6,000	$149,500	$(51,100)	$(16,708)	$87,692

Net Loss	—	—	—	—	(15,767)	(15,767)

Balance -March 31, 2019	60,000,000	$6,000	$149,500	$(51,100)	$(32,475)	$71,925
Net Loss	—	—	—	—	(30,815)	(30,815)

Balance - June30, 2019	60,000,000	$6,000	$149,500	$(51,100)	$(63,290)	$41,110

The accompanying notes are an integral part of these financial statements.

DATA VISION INC

STATEMENT OF CASH FLOWS (Unaudited)

	Six Months Ended June 30
	2020	2019
Cash Flows from Operating Activities:

Net Loss	$(5,803)	$(46,582)

Changes in operating liabilities

Accrued expenses	2,046
Net Cash used in Operating Activities	(7,849)	(46,582)

Net change in cash	(7,849)	(46,582)
Cash at beginning of period	31,401	87,742
Cash at end of period	$23,552	$41,160

The accompanying notes are an integral part of these financial statements.

DATA VISION INC

NOTES TO FINANCIAL STATEMENTS

June 30, 2020 and 2019 (Unaudited)

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

June 30, 2020 and 2019 (Unaudited)

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

DATA VISION, INC

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2020 and 2019 (Unaudited)

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has not generated any revenues since inception and has an accumulated deficit of $80,898. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon, among other things, its ability to generate revenues and its ability to obtain capital from third parties.  No assurance can be given that the Company will be successful in these efforts.

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

Impact of COVID-19 on Our Business.

In March 2020, the World Health Organization declared the novel coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide. The spread of COVID-19 has affected segments of the global economy and may affect our operations, including the potential interruption of our supply chain. We are monitoring this situation closely, and although operations have not been materially affected by the COVID-19 outbreak to date, the ultimate duration and severity of the outbreak and its impact on the economic environment and our business is uncertain.

The extent to which COVID-19 impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information which may emerge concerning the severity of COVID-19 and the actions to contain the coronavirus or treat its impact, among others. In particular, the continued spread of the coronavirus globally could adversely impact our operations and could have an adverse impact on our business and our financial results. The COVID-19 outbreak is a widespread health crisis that has adversely affected the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our products and likely impact our operating results.

NOTE 4 - INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 21% for six months ended June 30 2020 and 2019 to the Company’s effective tax rate is as follows:

	Six Month Ended June 30
	2020	2019
Income tax benefit at statutory rate	(1,219)	(9,782)
Change in valuation allowance	1,219	9,782
Income tax expense	—	—

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as of June 30, 2020 and December 31, 2019 are as follows:

	June 30	December 31
	2020	2019
Net operating loss carry forward	16,989	15,770
Valuation allowance	(16,989)	(15,770)
Net deferred tax assets	—	—

DATA VISION, INC

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2020 and 2019 (Unaudited)

The Company has approximately $80,898 of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years which expire commencing in fiscal 2037. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

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

On May 1, 2017 the Company issued 55,000,000 shares of common stock to its founders for a subscription amount of $5,500. As of June 30, 2020, the subscription amount of $5,500 has not been paid, and is reflected as stock subscription receivable on the accompanying financial statements.

On May 1, 2017, the Company issued 5,000,000 shares of common stock for a subscription amount of $150,000. As of June 30, 2020, $104,400 of the subscription has been paid with the remaining $45,600 of the subscription has not yet been paid, and is reflected as a stock subscription receivable on the accompanying financial statements.

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

GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has not generated any revenues since inception, has sustained losses of $80,898 for the period from inception to June 30, 2020 and has a stockholders’ deficit of $80,898 as of June 30, 2020. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon, among other things, its ability to generate revenues and its ability to obtain capital from third parties.  No assurance can be given that the Company will be successful in these efforts.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Results of Operations – for the three months ended June 30, 2020

The Company has not generated any revenues since inception, has sustained losses of $80,898 for the period from inception to June 30, 2020 and has a stockholders’ deficit of $80,898 as of June 30, 2020.

Summary of Operations:

Revenue for the three months and six months ended June 30, 2020 and March 31, 2019 respectively was $0.

Selling, General and Administrative Expenses (SG&A):

General and administrative expenses were $5,803 for the six months ended June 30, 2020. For the six months ended June 30, 2019 administrative expenses were $46,582.

For the six months ended June 30, 2020, our total operating expenses of $5,803, is attributable to professional fees including legal, accounting, and consulting services

Liquidity and Capital Resources

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

Comparative information for the six months ended June 30, 2020 as compared to the same period ended June 30, 2019.

	Six months ended
	June 30, 2020	June 30, 2019

REVENUE	$—	$—

OPERATING EXPENSES
General and administrative	5,803	46,582

Total operating expenses	5,803	46,582

Net loss before income taxes	(5,803)	(46,582)

Income tax provision	—	—

NET LOSS	$(5,803)	$(46,582)

Earning per share - basic and diluted	(0.00)	(0.00)

Weighted average number of shares outstanding - basic and diluted	60,000,000	60,000,000

Net cash used in operations was $7,849 during the six months ended June 30, 2020. Net cash flows used in operating activities for the six months ended June 30, 2019 was $46,582.

Assets and Liabilities:

At June 30, 2020, we had total current assets consisting of cash $23,552 and current liabilities of $50.

Off-Balance Sheet Arrangements

As of June 30, 2020, we do not have any off-balance sheet arrangements.

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

Date: August 20, 2020