Form 10-Q
period 2020-09-30
DATA VISION, INC.
filed 2020-11-23
CIK 1715942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020

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

Number of shares of issuer's common stock outstanding as of November 10, 2020 was 60,000,000.

DATA VISION, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DATA VISION INC

BALANCE SHEETS (Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
CURRENT ASSETS
Cash	$23,400	31,401
Total Current Assets & Total Assets	23,400	31,401

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Loan payable-related arty	50	50
Accrued expenses		2,046
Total current liabilities & total liabilities	50	2,096

STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value, 200,000,000 shares authorized,
60,000,000 issued and outstanding at September 30, 2020 and December 31, 2019, respectively	6,000	6,000
Additional paid-in capital	149,500	149,500
Stock subscription receivable	(51,100)	(51,100)
Accumulated Deficit	(81,050)	(75,095)
Total stockholders' equity	23,350	29,305

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$23,400	31,401

The accompanying notes are an integral part of these financial statements.

DATA VISION, INC

STATEMENT OF OPERATIONS (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019

REVENUE	$—	$—	$—	$—

OPERATING EXPENSES
General and administrative	152	4,025	5,955	50,607

Total operating expenses	152	4,025	5,955	50,607

Net loss before income taxes	(125)	(4,025)	(5,955)	(50,067)

Income tax provision	—	—	—	—

NET LOSS	$(152)	$(4,025)	$(5,955)	$(50,607)

Earning per share - basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of shares outstanding - basic and diluted	60,000,000	60,000,000	60,000,000	60,000,000

The accompanying notes are an integral part of these financial statements.

DATA VISION, INC

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

			Additional	Stock
	Common Stock		Paid-In	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total

Balance at December 31, 2019	60,000,000	6,000	149,500	(51,100)	(75,095)	29,305

Net loss	—	—	—	—	(5,651)	(5,651)

Balance - March 31, 2020	60,000,000	6,000	149,500	(51,100)	(80,746)	23,654

Net loss	—	—	—	—	(152)	(152)

Balance - June 30, 2020	60,000,000	6,000	149,500	(51,100)	(80,898)	23,502

Net loss	—	—	—	—	(152)	(152)

Balance - September 30, 2020	60,000,000	6,000	149,500	(51,100)	(81,050)	23,350

Balance -December 31, 2018	60,000,000	$6,000	$149,500	$(51,100)	$(16,708)	$87,692

Net Loss	—	—	—	—	(15,767)	(15,767)

Balance -March 31, 2019	60,000,000	$6,000	$149,500	$(51,100)	$(32,475)	$71,925

Net Loss	—	—	—	—	(30,815)	(30,815)

Balance - June 30, 2019	60,000,000	$6,000	$149,500	$(51,100)	$(63,290)	$41,110

Net Loss	—	—	—	—	(4,025)	(4,025)

Balance -September 30, 2019	60,000,000	$6,000	$149,500	$(51,100)	$(67,315)	$37,085

The accompanying notes are an integral part of these financial statements.

DATA VISION INC

STATEMENT OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30
	2020	2019
Cash Flows from Operating Activities:

Net Loss	$(5,955)	$(50,607)

Changes in operating liabilities

Accrued expenses	(2,046)
Net Cash used in Operating Activities	(8,001)	(50,607)

Net change in cash	(8,001)	(50,607)
Cash at beginning of period	31,401	87,743
Cash at end of period	$23,400	$37,135

The accompanying notes are an integral part of these financial statements.

DATA VISION, INC

NOTES TO FINANCIAL STATEMENTS

September 30, 2020 and 2019 (Unaudited)

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

September 30, 2020 and 2019 (Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As of September 30, 2020, the Company did not have any amounts recorded pertaining to uncertain tax positions.

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

DATA VISION, INC

NOTES TO FINANCIAL STATEMENTS

September 30, 2020 and 2019 (Unaudited)

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has not generated any revenues since inception and has an accumulated deficit of $81,050. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon, among other things, its ability to generate revenues and its ability to obtain capital from third parties.  No assurance can be given that the Company will be successful in these efforts.

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

DATA VISION, INC

NOTES TO FINANCIAL STATEMENTS

September 30, 2020 and 2019 (Unaudited)

NOTE 4 - INCOME TAXES

The reconciliation of income tax benefit at the U.S. statutory rate of 21% for six months ended September 30, 2020 and 2019 to the Company’s effective tax rate is as follows:

	Nine Month Ended September 30
	2020	2019
Income tax benefit at statutory rate	(1,251)	(10,628)
Change in valuation allowance	1,251	10,628
Income tax expense	—	—

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as of September 30, 2020 and 2019 are as follows:

	September 30	December 31
	2020	2019
Net operating loss carry forward	17,021	15,770
Valuation allowance	(17,021)	(15,770)
Net deferred tax assets	—	—

The Company has approximately $81,050 of net operating losses (“NOL”) carried forward to offset taxable income, if any, in future years which expire commencing in fiscal 2037. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

DATA VISION, INC

NOTES TO FINANCIAL STATEMENTS

September 30, 2020 and 2019 (Unaudited)

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

GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has not generated any revenues since inception, has sustained losses of $81,050 for the period from inception to September 30, 2020 and has a stockholders’ deficit of $ 81,050 as of September 30, 2020. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon, among other things, its ability to generate revenues and its ability to obtain capital from third parties.  No assurance can be given that the Company will be successful in these efforts.

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

Results of Operations – for the Nine months ended September 30, 2020

The Company has not generated any revenues since inception, has sustained losses of $81,050 for the period from inception to September 30, 2020 and has a stockholders’ deficit of $81,050 as of September 30, 2020.

Summary of Operations:

Revenue for the three months and nine months ended September 30, 2020 and September 30, 2019, respectively was $0.

Selling, General and Administrative Expenses (SG&A):

General and administrative expenses were $5,955 for the nine months ended September 30, 2020. For the nine months ended September 30, 2019 administrative expenses were $50,607.

For the nine months ended September 30, 2020, our total operating expenses of $5,955, is attributable to professional fees including legal, accounting, and consulting services

Liquidity and Capital Resources

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

Comparative information for the nine months ended September 30, 2020 as compared to the same period ended June 30, 2019.

	Nine months ended	Nine months ended
	September 30, 2020	September 30, 2019

REVENUE	$—	$—

OPERATING EXPENSES

General and administrative	5,955	50,607

Total operating expenses	5,955	50,607

Net loss before income taxes	(5,955)	(50,607)

Income tax provision	—	—

NET LOSS	$(5,955)	$(50,607)

Earning per share - basic and diluted	(0.00)	(0.00)

Weighted average number of shares outstanding - basic and diluted	60,000,000	60,000,000

Net cash used in operations was $8,001 during the nine months ended September 30, 2020. Net cash flows 60,000,000used in operating activities for the nine months ended September 30, 2019 was $50,607.

Assets and Liabilities:

At September 30, 2020, we had total current assets consisting of cash $23,400 and current liabilities of $50.

Off-Balance Sheet Arrangements

As of September 30, 2020, we do not have any off-balance sheet arrangements.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the nine months ended September 30, 2020 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

None

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

Date: November 23, 2020